Form 10-Q
period 1996-06-30
KIWI INTERNATIONAL AIR LINES INC
filed 1996-08-14
CIK 889013

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 0-26106

                       KIWI INTERNATIONAL AIR LINES, INC.

                     Incorporated in the State of New Jersey


                                   22-3158467
                                 (I.R.S. Employer
                             Identification Number)


                                HEMISPHERE CENTER
                              Newark, NJ 07114-0006
                          (Principal Executive Office)

                        Telephone Number: (201) 645-1133


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

     As of June 30, 1996, there were outstanding 2,009,208 shares of Class A Common Stock (no par value) and 1,824,073 shares of Class C Common Stock (no par value) of the registrant.
================================================================================

                       KIWI INTERNATIONAL AIR LINES, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I                FINANCIAL INFORMATION:

           ITEM 1     Financial Statements:
                      Statements of Operations -- Three Months
                        and Six Months Ended June 30, 1996 and 1995 ......    3
                      Balance Sheets -- June 30, 1996 and
                        December 31, 1995 ................................    4
                      Statements of Cash Flows -- Six Months Ended
                        June 30, 1996 and 1995 ...........................    5
                      Notes to Financial Statements ......................    6

           ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Three and Six Months Ended June 30, 1996 and 1995 ..    8


PART II               OTHER INFORMATION:

           ITEM 1     Legal Proceedings ..................................   11

           ITEM 5     Other Information ..................................   12

           ITEM 6     Exhibits and Reports on Form 8-K ...................   13

                      Signatures .........................................   13

                                       PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                     KIWI INTERNATIONAL AIR LINES, INC.
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                       Three Months Ended June        Six Months Ended June
                                                     --------------------------    ---------------------------
                                                         1996           1995           1996           1995
                                                     -----------    -----------    ------------    -----------
OPERATING REVENUE
  Passenger revenue ............................     $48,626,396    $41,063,851    $ 95,296,088    $73,356,548
  Other revenues ...............................       4,750,206      2,860,149       7,651,224      7,625,167
                                                     -----------    -----------    ------------    -----------
     Total operating revenue ...................      53,376,602     43,924,000     102,947,312     80,981,715
                                                     -----------    -----------    ------------    -----------
OPERATING EXPENSES
   Flying operations ...........................      18,650,799     13,619,472      36,126,983     25,686,585
   Maintenance .................................       7,272,834      5,875,857      13,602,348     12,332,516
   Passenger service ...........................       5,107,187      4,144,700       9,924,564      7,934,711
   Aircraft traffic and servicing ..............       7,237,647      6,384,453      14,279,883     11,699,381
   Promotion and sales .........................      10,402,696      8,447,667      19,614,012     15,986,528
   General and administrative ..................       3,311,142      3,601,741       6,406,116      6,946,510
   Depreciation and amortization ...............         276,124        153,219         519,703        277,373
                                                     -----------    -----------    ------------    -----------
     Total operating expenses ..................      52,258,429     42,227,109     100,473,609     80,863,604
                                                     -----------    -----------    ------------    -----------

     Operating income ..........................       1,118,173      1,696,891       2,473,703        1l8,111
                                                     -----------    -----------    ------------    -----------
NONOPERATlNG INCOME
     Interest expense ..........................        (148,744)       (99,389)       (304,446)      (175,069)
     Interest income ...........................         115,257         86,988         228,308        172,162
     Other nonoperating income (expense) .......         (72,030)        (2,548)       (122,325)        35,537
                                                     -----------    -----------    ------------    -----------
     Tota1 nonoperating income (expense) .......        (105,517)       (14,949)       (198,463)        32,630
                                                     -----------    -----------    ------------    -----------

     Net income ................................     $ 1,012,656    $ 1,681,942    $  2,275,240   $    150,741
                                                     ===========    ===========    ============   ============

  Weighted average number of
    shares of common stock outstanding .........       3,870,036      3,863,956       3,872,416      3,864,510

  Net income per share of common stock
    outstanding ................................     $      0.26    $      0.44    $       0.59   $       0.04
                                                     ===========    ===========    ============   ============

                                   See accompanying Notes to Financial Statements

                                                        3

                       KIWI INTERNATIONAL AIR LINES, INC.
                                 BALANCE SHEETS

                                                      June 30,     December 3l,
                                                        1996          1995
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................  $    781,351   $  1,114,872
  Restricted cash ................................       932,501      1,007,501
  Accounts receivable, net .......................    13,766,988     12,849,563
  Inventory ......................................       812,580        954,263
  Prepaid maintentance ...........................    14,738,200     11,422,747
  Prepaid expenses and other current assets ......     3,015,268      1,913,673
                                                    ------------   ------------
    Total current assets .........................    34,046,888     29,262,619

EQUIPMENT, at cost:
  Flight and other equipment .....................     7,748,600      6,959,490
  Less: Accumulated depreciation .................    (1,810,370)    (1,347,627)
                                                    ------------   ------------
  Net equipment ..................................     5,938,230      5,611,863

OTHER ASSETS .....................................     1,552,849      1,194,193
                                                    ------------   ------------
  Total Assets ...................................  $ 41,537,967   $ 36,068,675
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt ..............  $  3,548,961   $  3,689,877
  Advance ticket sales ...........................    18,868,862     16,600,717
  Accounts payable ...............................    11,789,525     10,952,230
  Excise tax and PFC's payable ...................     1,863,615      5,203,448
  Accrued maintenance ............................    10,959,609      8,967,502
  Accrued payroll tax and employee benefits ......     2,815,333      2,766,565
  Accrued other liabilities ......................     9,024,283      7,393,390
                                                    ------------   ------------
    Total current liabilities ....................    58,870,188     55,573,729

LONG TERM DEBT, net of current ...................     1,310,468      1,382,899
                                                    ------------   ------------

  Total Liabilities ..............................    60,180,656     56,956,628
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
  Class A common stock ...........................     9,982,390      9,982,390
  Class C common stock ...........................     7,804,020      7,804,020
  Stock subscriptions ............................       483,268        513,243
  Accumulated deficit ............................   (36,912,367)   (39,187,606)
                                                    ------------   ------------
     Net stockholders' equity ....................   (18,642,689)   (20,887,953)
     Total liabilities and stockholders'
       equity ....................................  $ 41,537,967   $ 36,068,675
                                                    ============   ============


                 See accompanying Notes to Financial Statements

                                    KIWI INTERNATIONAL AIR LINES, INC.
                                         STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                            Six Months Ended June
                                                                          --------------------------
                                                                              1996           1995
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................   $ 2,275,240    $   150,741
  Adjustments to reconcile net income to net cash generated
    by (used in) operating activities:
      Depreciation and amortization ...................................       519,703        277,373
      Changes in operating assets and liabilities
        (Increase) decrease in restricted cash ........................        75,000        (19,200)
        Increase in accounts receivable, net ..........................      (917,425)    (4,803,123)
        (Increase) decrease in inventory ..............................       141,653       (276,931)
        Increase in prepaid maintenance ...............................    (3,315,453)    (2,832,069)
        Increase in prepaid expenses and other current assets .........    (1,101,595)       (29,879)
        Increase in other assets ......................................      (415,616)      (350,842)
        Increase in advance ticket sales ..............................     2,268,145      4,179,500
        Increase (decrease) in accounts payable .......................       837,295     (2,838,797)
        Increase (decrease) in accrued excise tax and PPC's payable ...    (3,339,833)       255,997
        Increase in accrued maintenanace ..............................     1,992,107      5,396,080
        Increase in accrued payroll tax and employee benefits .........        48,768        574,302
        Increase in accrued other liabilities .........................     2,068,777        245,727
                                                                          -----------    -----------
      Net cash generated by (used in) operating activities ............     1,136,795         (71,121)
                                                                          -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of equipment, net ..........................................      (789,110)      (724,951)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings of long term debt ........................................       975,000           --
  Repayment of borrowings on debt and capital lease obligations .......    (1,626,231)      (324,316)
  Proceeds from issuance of stock subscriptions .......................        29,975         15,950
                                                                          -----------    -----------
    Net cash return used in financing activities ......................      (681,206)      (308,366)
                                                                          -----------    -----------
    Decrease in cash and cash equivalents .............................      (333,521)    (1,104,439)

CASH AND CASH EQUIVALENTS, beginning of period.........................     1,114,872      2,718,132
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, end of period...............................   $   781,351    $ 1,613,693
                                                                          ===========    ===========

                 See accompanying Notes to Financial Statements

                       KIWI INTERNATIONAL AIR LINES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

(1) OVERVIEW

     The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on April 1, 1996 (Commission File No. 0-26106). This financial information reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2) COMMITMENTS AND CONTINGENCIES

     The Company reached agreement with officials of the collection branch of the Internal Revenue Service ("IRS") with respect to the payment of excise taxes accrued during 1994. The Company owes approximately $1,000,000 in taxes as of June 30, 1996. The Company may also be liable for unspecified penalties in regard to the tax liability. The Company has requested that the IRS abate all penalties; a determination on that request has not been made by the IRS.

     The Company brought legal action in the United States District Court, District of New Jersey against Pegasus Capital Corporation and its affiliated partnerships (collectively, "Pegasus"), the lessor of eight aircraft operated by the Company. The suit was brought on September 22, 1995 in response to actions threatened to be taken by Pegasus against the Company arising from the interpretation of an agreement entered into between the Company and Pegasus in March, 1995 (the "1995 Agreement"). Pegasus claimed the right under the 1995 Agreement to substitute a B727-200 aircraft for one of the existing aircraft leased by the Company from Pegasus. The Company and Pegasus had disputes concerning the interpretation of this and other provisions of the 1995 Agreement, including the condition and quality of the aircraft which Pegasus proposed to offer in substitution, and the timing of the substitution of the aircraft. Pegasus is seeking damages from the Company, estimated by Pegasus in court submissions at $905,896, for the alleged breach of the 1995 Agreement in refusing delivery of the aircraft offered in substitution. The Company has counterclaimed for damages from Pegasus estimated at $1,615,000 and for unspecified punitive damages.

     On May 14, 1996, Pegasus claimed that the Company was delinquent in making payments due under three aircraft lease agreements on various dates between May 1, 1996 and May 15, 1996 totaling approximately $300,000. Pegasus sought an immediate order of the Court declaring the Company to be in default of the leases, that Pegasus is entitled to repossess the three aircraft in question, and that Pegasus is entitled to seek recovery at trial of unspecified amounts for alleged compensatory damages, legal fees, costs of repossession, storage and refurbishment of the aircraft and other alleged incidental damages.

     A hearing was held on May 30, 1996. At the hearing, the Company tendered payment of the $300,000 due for May payments, and agreed to pay interest on the past-due amounts, in order to cure the default. The Court therefore denied Pegasus' request to repossess the aircraft. There can be no assurance that the Court will allow the Company to cure future defaults, if any, under the Pegasus aircraft leases.

     On or about June 5, 1996, Pegasus and the Company agreed to dismiss without prejudice all claims for damages against one another in order for negotiations to proceed with respect to proposals for Pegasus to lease three hush-kitted aircraft to the Company, either by arranging for the hush-kitting of existing aircraft or the replacement of existing leased aircraft with hush-kitted aircraft. In July, 1996, the Company reached an agreement in principle with Pegasus to modify two of the Company's existing leased aircraft by December 30, 1996 to equip them with hush kits. The costs of the hushkitting will be funded by Pegasus and financed over the terms of the leases in the form of increased lease payments. The lease terms will be extended for periods beginning with completion of the hushkitting and ending after the earlier to occur of five years or the completion of 60,000 flight cycles. Lease payments will be increased by approximately $40,000 per aircraft per month. Additionally, Pegasus proposed, subject to certain conditions, to lease another hush-kitted 727-200 aircraft to the Company. The Company has advised Pegasus that it does not intend to lease such aircraft. The agreements are subject to entering into definitive lease agreements and other definitive legal documents, and to other conditions. Upon completion of the transactions, Pegasus and the Company will dismiss with prejudice claims made against one another and dismissed without prejudice in June, 1996.

(3) DEBT

     During December of 1995 and January of 1996, the Company raised $1,150,000 from a Private Note Offering. Each Unit sold under the Offering consisted of:
i) $25,000 principal amount of 10% Convertible Secured Notes due June 1, 1996, convertible into Class A or C Common Stock at $5.00 per share, and ii) five year warrants to purchase 5,000 shares of Class A or C Common Stock at $5.00 per share. The Company paid the entire outstanding $1,150,000 principal amount and all accrued interest on June 5, 1996.

     During June 1996, the Company offered $2,000,000 and sold $975,000 principal amount of its 10% Convertible Unsecured Notes due October 15, 1996. These notes allow the holder thereof to convert the principal amount thererof into Class A or Class C Common Stock at a conversion price of $1.00 per share. As of July 17, 1996 the Company offered the remaining $1,025,000 of its 10% Convertible Unsecured Notes with a later maturity date of March 15, 1997, as required by an Agreement with Recovery Equity Investors II, L.P. (see note 4).

(4) SUBSEQUENT EVENT

     On July 1, 1996 and July 24, 1996, the Company received investments of $2.0 million each, for an aggregate of $4.0 million, from Recovery Equity Investors II, L.P. ("REI"), a California based investment fund. These investments were in the form of 6% Convertible Unsecured Notes due March 15, 1997. The Notes provide for the conversion thereof, at REI's option, into either: (i) the Company's Class C Common Stock at a conversion price of $1.00 per share, or (ii) convertible preferred stock ("Convertible Preferred Stock") if and when approved by the shareholders of the Company. The Company also granted options to purchase up to $6.0 million in additional securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company recorded net income of $1.0 million and $2.3 million on revenues of $53.4 million and $102.9 million for the three and six months ended June 30, 1996, respectively. The above figures include a positive one-time $2.5 million adjustment to other operating revenue. The revenue adjustment reflects the recognition, in the second quarter of 1996, of revenue from tickets sold in periods prior to June 30, 1995. The revenue was not previously realized because it represented sales to ticket holders who had not yet used their tickets. The revenue is now being recognized because sufficient time has elapsed that the ticket holders are no longer eligible to request a refund. Prior to the adjustment, total revenues for the three and six months ended June 30, 1996 were $50.9 million and $100.4 million, and operating losses were $1.4 million and $26,000, respectively.

     The Company experienced improvement in its load factors for both the three and six month periods ended June 30, 1996. For the three and six months ended June 30, 1996, load factors increased to 61.1% and 61.4%, compared to 53.2% and 54.2% for the same periods in 1995. The increase in load factors was offset by a decrease in yield per revenue passenger mile (RPM). The Company's yield per RPM decreased by 16.5% to $0.1180 from $0.1420 for the three months ended June 30, 1996. Yield per RPM also decreased by 11.8% to $0.1290 from $0.1360 for the six months ended June 30, 1996. The decrease in the Company's yield per RPM is attributable to a reduction in average fares of approximately $9 to $10 between 1995 and 1996, and the commencement of service to Las Vegas from Atlanta and Chicago in February of 1996. The long distance between Las Vegas and each of these cities results in a relatively low yield per RPM.

     The Company's costs continue to be controlled and in line with the high level of service that is provided. The Company had an average cost per available seat mile (ASM) of $0.0782 and $0.0779 for the three and six month periods ended June 30, 1996, compared to $0.0773 and $0.0801 for the same periods in 1995.

     Operating results in the airline industry are significantly affected by both the general and economic environment in which a carrier operates. Small fluctuations in yield per RPM and cost per ASM--whether industry-wide or unique to the particular carrier--can have a substantial effect on profitability. Thus, airline profits, as well as the ability to accurately forecast operating results, are subject to a relatively high degree of instability.

     While the Company has experienced improvement since 1994, cumulative operating losses since inception are significant. At June 30, 1996, the Company's accumulated deficit was approximately $36,912,000. The Company has limited resources and will be dependent upon future successful financing, both to effectively manage the accumulated deficit and for future capital expansion requirements.

RESULTS OF OPERATIONS

     The table below sets forth selected financial data of the Company for the periods indicated:

                                                                 Three Months Ended
                                              -------------------------------------------------------
                                                     June 30, 1996                 June 30, 1995
                                              --------------------------     ------------------------
                                                              Percent of                   Percent of
                                                Amount         Revenues        Amount       Revenues
                                              -----------     ----------     -----------   ----------
Total Operating Revenues....................  $53,376,602       100.0%       $43,924,000      100.0%
                                              ===========       =====        ===========      =====

Expense Category:
Flight operations ..........................    7,293,120        13.7%         6,138,165       14.0%
Aircraft fuel ..............................   11,357,679        21.3%         7,481,307       17.0%
Maintenance ................................    7,272,834        13.6%         5,875,857       13.4%
Passenger services .........................    5,107,187         9.6%         4,144,700        9.4%
Aircraft and traffic services ..............    7,237,647        13.6%         6,384,453       14.5%
Sales and marketing ........................    2,941,736         5.5%         1,998,216        4.5%
Reservations/Revenue management ............    7,460,960        14.0%         6,449,451       14.7%
General and Administrative services ........    3,311,142         6.2%         3,601,741        8.2%
Depreciation and amortization ..............      276,124         0.5%           153,219        0.3%
                                              -----------       -----        -----------      -----
Total operating expenses....................  $52,258,429        97.9%       $42,227,109       96.1%
                                              ===========       =====        ===========      =====

                                                                  Six Months Ended
                                              -------------------------------------------------------
                                                     June 30, 1996                 June 30, 1995
                                              --------------------------     ------------------------
                                                              Percent of                   Percent of
                                                Amount         Revenues        Amount       Revenues
                                              -----------     ----------     -----------   ----------
Total Operating Revenues.................... $102,947,312       100.0%       $80,981,715      100.0%
                                              ===========       =====        ===========      =====

Expense Category:
Flight operations ..........................   14,572,102        14.2%        11,738,519       14.5%
Aircraft fuel ..............................   21,554,881        20.0%        13,948,066       17.2%
Maintenance ................................   13,002,348        13.2%        12,332,516       15.2%
Passenger services .........................    9,924,564         9.6%         7,934,711        9.8%
Aircraft and traffic services ..............   14,270,883        13.9%        11,699,381       14.4%
Sales and marketing ........................    4,518,721         4.4%         4,190,805        5.2%
Reservations/Revenue management ............   15,095,291        14.7%        11,795,723       14.6%
General and Administrative services ........    6,406,116         6.2%         6,946,510        8.6%
Depreciation and amortization ..............      519,703         0.5%           277,373        0.3%
                                              -----------       -----        -----------      -----
Total operating expenses.................... $100,473,609        97.6%       $80,863,604       99.9%
                                              ===========       =====        ===========      =====


     Total operating revenue for the three and six months ended June 30, 1996 increased 21.6% and 27.1%, respectively, as compared to the same periods in 1995, to $53,377,000 and $102,947,000. This increase was due primarily to the growth of the Company's operations. The total number of passengers carried increased to 548,037 and 1,063,493 for the three and six months ended June 30, 1996, respectively, as compared to 419,523 and 756,236 for the corresponding periods in 1995. Total available seat miles (ASM) increased 22.3% and 27.7% to 668,084,000 and 1,289,906,000 and revenue passenger miles (RPM) increased 40.4% and 44.7% to 408,141,000 and 791,919,000 for the three and six months ended June 30, 1996, respectively. These RPM and ASM figures equate to average load factors of 61.1% and 61.4% for the three and six months ended June 30, 1996, respectively. The average passenger fare decreased 10.3% and 9.2% to $88.36 and $89.25 for the three and six months ended June 30, 1996, from $95.75 and $97.24 for the comparable periods in 1995. This decrease can be attributed in part to a slightly more competitive fare environment in the Company's markets during 1996, in comparison with 1995.

     All expense categories related to flight operations and passenger services have increased due to the increase in the volume of operations. The average number of flights per month increased to 2,059 in 1996 from 1,669 in 1995. Aircraft fuel expense also increased significantly due to a 18% increase in the price per gallon of aircraft fuel for the three and six months ended June 30, 1996 compared to the same periods in 1995. The average fuel price increased approximately $0.10 per gallon in 1996 of which $0.043 per gallon was a result of the discontinuance of a federal fuel tax exemption in October of 1995. Based on 1996 1evels, the combined impact of the increase in fue1 prices and the fuel tax has been an additional $550,000 per month in fuel expenses.

     All other expenses increased through the ordinary course of business, consistent with the growth in the number of flights operated and passengers carried by the Company between the periods in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash and cash equivalents of approximately $781,35l and a working capital deficit of $24,823,300. At December 31, 1995, the Company had cash and cash equivalents of approximately $1,114,872 and a working capital deficit of $26,311,110. Historically, the Company has operated with a working capital deficit. The Company's ability to meet its existing debts with cash from operating activities, to fund capital expenditures, and to improve its liquidity ultimately will depend on its ability to (i) obtain the continued cooperation of the Company's lessors and other trade creditors to extend favorable payment terms, (ii) secure the infusion of approximately $6 million to $10 million in new capital (above the $4 million raised from REI subsequent to June 30, 1996), and (iii) to generate significant additional funds from operations beyond that which have been generated in the past. The Company will require cash from other sources to meet these short-term cash flow needs. There can be no assurances that the Company will be successful in managing its indebtedness, improving operations or securing new financing. The failure of the Company to improve its liquidity through these actions or otherwise would have a material adverse effect upon the Company.

     The operating losses of $1.4 million and $26,000 (prior to the revenue adjustment) incurred by the Company during the three months and six months ended June 30, 1996, respectively, and a reduction of operations effected by the Company, in agreement with the FAA (See Part II, Item 1., Legal Proceedings), has significantly exacerbated the Company's existing lack of liquidity and working capital. The reduction in operations had an immediate and substantial adverse effect on the Company's revenue earning capacity. The Company was forced to cancel approximately 15% of its scheduled flights, and estimates that lost revenues during the months of July and August could amount, in total, to $10 million, or 25% of forecast revenue.

     The Company recorded net income of $2.3 million, advance ticket sales increased by $2.3 million and accounts payable and other accrued liabilities increased by $2.9 million for the six months ended June 30, 1996. Partially offsetting these positive cash flows, the Company increased accounts receivable by $917,000, increased prepaid maintenance, net of accrued maintenance, by $1.3 million, and increased prepaids and other current assets by $1.4 million for the six months ended June 30, 1996. During this period, the Company used $789,000, net, for the purchase of equipment and used $681,000 in financing activities.

     During 1996, the Company deposited monies into a trust account to be used for the repayment of 10% Convertible Secured Notes which matured on June 1, 1996. The Company used funds accumulated in the trust account to repay the $1,150,000 of Convertible Secured Notes on June 5, 1996.

     During June 1996, The Company offered $2,000,000 and sold $975,000 principal amount of its 10% Convertible Unsecured Notes due October 15, 1996. These notes allow the holder thereof to convert the principal amount thereof into Class A or Class C Common Stock at a conversion price of $1.00 per share. As of July 17, 1996 the Company offered the remaining $1,025,000 of its 10% Convertible Unsecured Notes with a later maturity date of March l5, 1997, as required by an Agreement with Recovery Equity Investors II, L.P. (see note 4).

     The Company is a party to an agreement with First Bank National Association ("First Bank") pursuant to which First Bank processes certain credit card sales for the Company. Pursuant to the agreement. the Bank holds back funds relating to collections on account of sales slips submitted to it by the Company as security for the due and punctual payment of and performance by the Company of all its obligations under the agreement. The holdback amount was approximately $6.4 million at June 30. 1996, as determined in accordance with a formula set forth in the agreement, which is intended to cover 115% of First Bank's estimated maximum exposure. In comparison, the holdback amount was approximately $5.2 million at June 30, 1995.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

AIRCRAFT LEGAL DISPUTE

     The company brought legal action in the United States District Court, District of New Jersey against Pegasus Capital Corporation and its affiliated partnerships (collectively, "Pegasus"), the lessor of eight aircraft operated by the Company. The suit was brought on September 22, 1995 in response to actions threatened to be taken by Pegasus against the Company arising from the interpretation of an agreement entered into between the Company and Pegasus in March, 1995 (the "1995 Agreement"). Pegasus claimed the right under the 1995 Agreement to substitute a B727-200 aircraft for one of the existing aircraft leased by the Company from Pegasus. The Company and Pegasus had disputes concerning the interpretation of this and other provisions of the 1995 Agreement, including the condition and quality of the aircraft which Pegasus proposed to offer in substitution, and the timing of the substitution of the aircraft. Pegasus is seeking damages from the Company, estimated by Pegasus in court submissions at $905,896, for the alleged breach of the 1995 Agreement in refusing delivery of the aircraft offered in substitution. The Company has couterclaimed for damages from Pegasus estimated at $1,615,000 and for unspecified punitive damages.

     On May 14, 1996, Pegasus claimed that the Company was delinquent in making payments due under three aircraft lease agreements on various dated between May 1, 1996 and May 15, 1996 totaling approximately $300,000. Pegasus sought an immediate order of the Court declaring the Company to be in default of the leases, that Pegasus is entitled to repossess the three aircraft in question, and that Pegasus is entitled to seek recovery at trial of unspecified amounts for alleged compensatory damages, legal fees, costs of repossession, storage and refurbishment of the aircraft and other alleged incidental damages.

     A hearing was held on May 30, 1996. At the hearing, the Company tendered payment of the $300,000 due for May payments, and agreed to pay interest on the past-due amounts, in order to cure the default. The Court therefore denied Pegasus' request to repossess the aircraft. There can be no assurance that the Court will allow the Company to cure future defaults, if any, under the Pegasus aircraft leases.

     On or about June 5, 1996, Pegasus and the Company agreed to dismiss without prejudice all claims for damages against one another in order for negotiations to proceed with respect to proposals for Pegasus to lease three hush-kitted aircraft to the Company, either by arranging for the hush-kitting of existing aircraft or the replacement of existing leased aircraft with hush-kitted aircraft. In July, 1996. the Company reached an agreement in principle with Pegasus to modify two of the Company's existing leased aircraft by December 30, 1996 to equip them with hush kits. The costs of the hushkitting will be funded by Pegasus and financed over the terms of the leases in the form of increased lease payments. The lease terms will be extended for periods beginning with completion of the hushkitting and ending after the earlier to occur of five years or the completion of 60,000 flight cycles. Lease payments will be increased by approximately $40,000 per aircraft per month. Additionally, Pegasus proposed, subject to certain conditions, to lease an another hushkitted 727-200 aircraft to the Company. The Company has advised Pegasus that it does not intend to lease such aircraft. The agreements are subject to entering into definitive lease agreements and other definitive legal documents, and to other conditions. Upon completion of the transactions, Pegasus and the Company will dismiss with prejudice claims made against on another and dismissed without prejudice in June, 1996.

REDUCTION IN OPERATIONS BY AGREEMENT WITH THE FAA

     On June 21, 1996, officials of the Federal Aviation Administration ("FAA") met with the Company's management to convey the results of an in-depth Regional Aviation Safety Inspection (known as a "RASIP Inspection") of the Company's operations, which the FAA conducted between May 30 and June

13, 1996. The FAA advised the Company that it was not in compliance with safety regulations, primarily relating to pilot training and operations. The FAA stated its intention to order an immediate suspension of all KIWI flight operations unless KIWI agreed voluntarily to reduce the number of aircraft it operates from 15 to 11, effective June 22, 1996, until such time as it can demonstrate to the FAA's satisfaction that KIWI can conduct operations with all 15 aircraft in compliance with FAA ru1es and regulations. The Company also agreed to relinquish its authority to internally check qualifications and training of its airmen, allowing the FAA to perform those functions until further notice. It also agreed to ground 32 airmen until their qualifications could be reestablished to the FAA's satisfaction.

     The Company obtained the FAA's permission to resume operations of two of the four grounded aircraft on July 26, 1996, and anticipates receiving permission to resume operation of the remaining two aircraft in August. Also, the Company reestablished qualifications for all 32 grounded airmen.

     On July 2, 1996, the FAA delivered its written report of findings from the RASIP Inspection, containing detailed findings of alleged deficiencies in both operations and maintenance areas. The FAA has the authority to seek civil monetary penalties based on such findings. It is not possible to predict whether the FAA will seek to do so, or the amount of penalties they may seek, in addition to the Company's voluntary reduction in operations.

OTHER LEGAL PROCEEDINGS

     In May, 1996, the law firm of Reboul, MacMurray, Hewitt, Maynard & Kristol commenced an action against the Company for $108,000 for unpaid legal fees and disbursements for services rendered to the Company during 1992-1994. In August, 1996, the Company settled the suit for $84,000 payable in seven monthly installments of $12,000 each.

ITEM 5. OTHER INFORMATION

     On July 24, 1996, Recovery Equity Investors II, L.P. ("REI") purchased S2,000,000 principal amount of the Company's 6% Convertible Unsecured Notes Due March 15, 1997 ("Convertible Notes") for a purchase price of $2,000,000, pursuant to the option granted to it in the Convertible Note Purchase and Option Agreement dated as of July 1, 1996 (the "Agreement"). The investment brings the total invested in such Convertible Notes by REI to $4,000,000. Under the Agreement, REI has an additional option to purchase, on or before March 15, 1997, up to 6 million shares of the Company's convertible preferred stock for a purchase price of $6 million. The convertible preferred stock must be authorized by the Company's shareholders at the 1996 Annual Meeting, expected to be held on September 4, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are filed herewith:

     10.1 1996 Stock Option Plan

     10.2 1996 Employee Stock Purchase Plan

     10.3 Specimen 10% Convertible Unsecured Note Due October 15, 1996

(b) Reports of Form 8-K Filed During the Quarter Ended June 30, 1996

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KIWI INTERNATIONAL AIR LINES, INC.



      August 14, 1996            By:  /s/ JOHN G. MURPHY
                                    -------------------------------------
                                          John G. Murphy, President
                                           and Chief Executive Officer



      August 14, 1996           By: /s/  JAMES E. PLAYER, JR.
                                    -------------------------------------
                                          James E. Player, Jr., Chief Financia1
                                           Officer