Form 10-Q
period 1996-09-30
KIWI INTERNATIONAL AIR LINES INC
filed 1996-11-15
CIK 889013

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     --------------------------------------------------------------------
                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        Telephone Number: (201) 645-1133


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of September 30, 1996, there were outstanding 2,009,208 shares of Class A Common Stock (no par value) and 1,824,073 shares of Class C Common Stock (no par value) of the registrant.
===============================================================================

                       KIWI INTERNATIONAL AIR LINES, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I                FINANCIAL INFORMATION:

           ITEM 1     Financial Statements:
                      Statements of Operations - Three Months and Nine Months Ended
                      September 30, 1996 and 1995................................................     3
                      Balance Sheets - September 30, 1996 and December 31,1995...................     4
                      Statements of Cash Flows - Nine Months Ended September 30, 1996 and
                      1995.......................................................................     5
                      Notes to Financial Statements..............................................     6

           ITEM 2     Management's Discussion and Analysis of Financial Condition and Results
                      of Operations
                      Three and Nine Months Ended September 30, 1996 and 1995....................     8

PART II               OTHER INFORMATION:

           ITEM 1     Legal Proceedings..........................................................    12

           ITEM 4.    Submission of Matters to a Vote of Security Holders........................    12

           ITEM 5     Other Information..........................................................    13

           ITEM 6     Exhibits and Reports on Form 8-K...........................................    13

                      Signatures.................................................................    14


                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                       KIWI INTERNATIONAL AIR LINES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                              Three Months Ended September 30,    Nine Months Ended September 30,
                                   1996          1995                 1996              1995
OPERATING REVENUE:
  Passenger revenue            $36,036,554      $40,729,129        $131,332,641      $115,096,895
  Other revenues                 1,940,172        1,665,791           9,591,396         8,205,361
    Total operating income      37,976,726       42,394,920         140,924,037       123,302,256

OPERATING EXPENSES:
  Flying operations             16,762,622       15,023,354          52,889,604        40,777,004
  Maintenance                    6,553,247        5,143,506          20,155,595        17,408,956
  Passenger service              3,832,161        4,579,584          13,756,727        12,514,296
  Aircraft traffic and servicing 6,780,384        6,669,101          21,060,266        18,368,482
  Promotion and sales            8,196,752        8,494,665          27,810,764        24,481,192
  General and administrative     2,875,429        3,341,292           9,281,545        10,287,804
  Depreciation and amortization    316,532          174,537             836,236           451,850
    Total operating expenses    45,317,127       43,426,039         145,790,736       124,289,584

    Operating income (loss)     (7,340,401)      (1,031,119)         (4,866,699)         (987,328)

NONOPERATING INCOME (EXPENSE):
  Interest expense                (193,501)        (140,643)           (497,946)         (315,711)
  Interest income                   63,946          115,221             292,254           287,382
  Other nonoperating income
     (expense)                    (105,387)          41,255            (227,712)          151,171
  Total nonoperating income
     (expense)                    (234,942)          15,833            (433,404)          122,842

  Net income (loss)            $(7,575,343)     $(1,015,286)        $(5,300,103)        $(864,486)
  Weighted average number
    of shares of common
    stock outstanding            3,870,036        3,873,606           3,871,623         3,867,542
  Net income (loss) per
    share of common stock
    outstanding                  $   (1.96)      $    (0.26)         $    (1.37)          $ (0.22)







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       KIWI INTERNATIONAL AIR LINES, INC.
                                 BALANCE SHEETS




                                            September 30, 1996    December 31, 1995
                                               (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $   337,756             $   1,114,872
  Restricted cash                                 919,875                 1,007,501
  Accounts, receivable, net                    10,732,141                12,849,563
  Inventory                                       878,521                   954,263
  Prepaid maintenance                          12,709,055                11,422,747
  Prepaid expenses and other current assets     2,948,948                 1,913,673
    Total current assets                       28,526,296                29,262,619

EQUIPMENT, at cost:
  Flight and other equipment                    8,214,215                 6,959,490
  Less: Accumulated depreciation               (2,115,802)               (1,347,627)
  Net equipment                                 6,098,413                 5,611,863

OTHER ASSETS                                    1,391,856                 1,194,193

  Total Assets                                $36,016,565               $36,068,675

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short term debt (Including current
    portion of long term debt)
      Note Payable - REI                      $ 4,700,000               $    -
      Note Payable - Long Haymes
        Carr LINTAS                             1,915,463                    -
      Notes - Held by Employees                 1,217,666                 1,255,000
      Note Payable - 10% Offering               1,175,000                 1,100,000
      Note Payable - Unibank 8/96               1,003,540                     -
      Notes Payable - Summit Bank                 617,662                   538,542
      Other Short term Debt                       562,048                   796,335
  Advance ticket sales                         15,484,275                16,600,717
  Accounts payable                             11,477,513                10,952,230
  Excise tax and PFC's payable                  2,522,113                 5,203,448
  Accrued maintenance                           9,382,333                 8,967,502
  Accrued payroll tax and employee benefits     2,676,709                 2,766,565
  Accrued other liabilities                     8,319,560                 7,393,390
    Total current liabilities                  61,053,882                55,573,729

LONG TERM DEBT, net of current portion
  Notes Payable - Summit Bank                     451,389                   964,889
  Other long term debt                            729,325                   418,010
      Total long term debt                      1,180,714                 1,382,899


  Total Liabilities                            62,234,596                56,956,628

STOCKHOLDERS' INVESTMENT:
   Class A Common Stock                         9,982,390                 9,982,390
   Class C Common Stock                         7,804,020                 7,804,020
   Stock subscriptions                            483,268                   513,243
   Accumulated deficit                        (44,487,709)              (39,187,606)

      Net stockholders' investment            (26,218,031)              (20,887,953)

      Total liabilities and stockholders'
         investment                           $36,016,565               $36,068,675


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       KIWI INTERNATIONAL AIR LINES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Nine Months Ended September 30,
                                                                          1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                    $(5,300,103)        $  (864,486)
  Adjustments to reconcile net income to net cash generated by
  (used in) operating activities:
  Depreciation and amortization                                           768,175             451,910
  Changes in operating assets and liabilities
    (Increase) decrease in restricted cash                                 87,626             (64,200)
    (Increase) in accounts receivable, net                              2,117,422          (6,294,463)
    (Increase) decrease in inventory                                       75,742            (157,599)
    (Increase) in prepaid maintenance                                  (1,286,308)          6,808,641
    (Increase) in prepaid expenses and other current assets            (1,035,275)        (11,104,088)
    (Increase) in other assets                                           (197,663)           (350,842)
    Increase in advance ticket sales                                   (1,116,442)          8,408,217
    Increase (decrease) in accounts payable                               525,283          (2,739,701)
    Increase (decrease) in accrued excise tax and PFC's payable        (2,681,335)            539,076
    Increase in accrued maintenance                                       414,831           4,308,405
    Increase in accrued payroll tax and employee benefits                 (89,856)          1,249,473
    Increase in accrued other liabilities                                 926,170              15,112
  Net cash generated by (used in) operating activities                 (6,791,732)            205,455


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment, net                                           (1,254,725)         (1,580,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on long term debt
    REI                                                                 4,700,000                  -
    Long Haymes Carr LINTAS                                             1,915,463                  -
    Unibank                                                             1,003,540                  -
    10% Offering                                                           75,000                  -
  Repayment of borrowings on debt and capital lease obligations          (394,687)           (507,064)
  Proceeds from issuance (return) of stock subscriptions                  (29,975)             52,349
    Net cash used in financing activities                               7,269,341            (454,715)


    Decrease in cash and cash equivalents                                (777,116)         (1,829,697)

CASH AND CASH EQUIVALENTS, beginning of period                          1,114,872           2,718,132

CASH AND CASH EQUIVALENTS, end of period                               $  337,756         $   888,435





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                       KIWI INTERNATIONAL AIR LINES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

(1) OVERVIEW

         The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on April 11, 1996 (Commission File No. 0-26106). This financial information reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

(2) REORGANIZATION CASE
         On September 30, 1996, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in Newark, New Jersey (Case No. 96-28679/RG). Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession.

         In the Chapter 11 case, substantially all liabilities as of the date of the Filing are subject to resolution under a plan of reorganization to be voted upon by the Company's creditors and stockholders and confirmed by the Bankruptcy Court. Schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of the date of the Filing as shown by the Company's accounting records. Differences between amounts shown by the Company and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization and accordingly, are not presently determinable.

         Under the Bankruptcy Code, the Company may elect to assume or reject leases, employment contracts, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected contracts and no provisions have yet been made for these items.

         The Bankruptcy Court authorized the Company to use the cash generated by its operations to continue to fund its business obligations on an interim basis, and to pay necessary operating costs. The various Bankruptcy Court authorizations provide the Company with cash and liquidity so that it can conduct its operations on an interim basis. Beyond the interim period currently authorized by the Bankruptcy Court, the Company expects to fund its working capital and capital expenditures requirements through either cash generated by the Company's receipts or through credit facilities as necessary(see "Discontinued Operations" and "Subsequent Event" below). However, there can be no assurance that the Company will be able to obtain such credit facilities or, if obtained, that such facilities will be sufficient to enable the Company to meet its liquidity requirements. The Company's financing requirements for long-term growth, future capital expenditures and debt service cannot be determined until a plan of reorganization is developed and confirmed by the Bankruptcy Court.

(3) DISCONTINUED OPERATIONS

         On September 30, 1996, the Company discontinued scheduled operations to Orlando, Tampa, West Palm Beach, Florida, Las Vegas and Bermuda, continuing scheduled service between Newark, NJ, Atlanta and Chicago (Midway). In all the Company's schedule was reduced to 24 daily flights, down from 65 daily flights in September. Only eight of its fifteen leased Boeing 727 jets, remain in service.

(4) DEBT
         During December of 1995 and January of 1996, the Company raised $1,150,000 from a Private Note Offering. Each Unit sold under the Offering consisted of: i) $25,000 principal amount of 10% Convertible Secured Notes due June 1, 1996, convertible into Class A or C Common Stock at $5.00 per share, and
ii) five year warrants to purchase 5,000 shares of Class A or C Common Stock at $5.00 per share. The Company paid the entire outstanding $1,150,000 principal amount and all accrued interest on June 5, 1996.

         During June 1996, the Company offered $2,000,000 and sold $975,000 principal amount of its 10% Convertible Unsecured Notes due October 15, 1996. These notes allow the holder thereof to convert the principal amount thereof into Class A or Class C Common Stock at a conversion price of $1.00 per share.

         As of July 17, 1996 the Company offered the remaining $1,025,000 of its 10% Convertible Unsecured Notes with a later maturity date of March 15, 1997, as required by an agreement with Recovery Equity Investors II, L.P. ("REI"), a California based investment fund. During August 1996, the Company sold $200,000 of its these notes. As of September 30, 1996 the remaining $825,000 of its 10% Convertible Unsecured Notes with a later maturity date of March 15, 1997, remain unsold.

         On July 1, 1996 and July 24, 1996, the Company received investments of $2.0 million each, for an aggregate of $4.0 million, from REI. These investments were in the form of 6% Convertible Unsecured Notes due March 15, 1997. The Notes provide for the conversion thereof, at REI's option, into either: (i) the Company's Class C Common Stock at a conversion price of $1.00 per share, or (ii) convertible preferred stock ("Convertible Preferred Stock").

         On September 3, 1996, the Company received an investment of $700,000 from REI. This investment was in the form of 7% Secured Notes due October 21, 1996. The notes were to be repaid in seven consecutive weekly payments of $100,000 on Monday of each week, commencing on September 7, 1996.

         During July 1996, the Company converted a $2.25 million account payable to Long Haymes Carr LINTAS to a 8.25% note payable. The note was to be paid in 22 equal weekly installments of $100,000 commencing July 10, 1996 and a final payment of $50,000 plus all accrued interest on this note to be paid on the maturity date. During August 1996, the Company converted a $1 million account payable to Unibank A/S to a 12% Unsecured Note with monthly installments scheduled to commence on October 2, 1996.


(6) SUBSEQUENT EVENT

         On October 15, 1996 the Company halted all scheduled service. The Company had insufficient working capital to continue to operate scheduled service between Atlanta, Chicago and Newark. Since October 15, 1996 the Company continues to operate charter flights. The Company continues its efforts to arrange credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On September 30, 1996, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Newark, NJ (the "Filing"). The Company chose to seek court protection from creditors in order to conduct their operations while seeking financing in preparation of the creation of a reorganization plan. As part of the Filing, the Bankruptcy Court authorized the Company to use the cash generated by the Company's receipts to fund its business obligations on an interim basis. While the Company would have preferred, and attempted, to reorganize their operations in a non-bankruptcy court proceeding, it viewed the Filing as the only viable alternative given the adverse impact on the business of inadequate liquidity.

         After recording three consecutive profitable quarters the Company had received aggregate investments of $4.0 million, from REI in July. However, REI declined to exercise its option to invest up to an additional $6 million, following a period in which a ValuJet plane crashed in the Florida Everglades, killing all 110 people on board. The crash caused a general concern about the safety of discount carriers, affecting the number passengers electing to fly low-fare airlines. Additional concerns about airline safety were raised after the TWA Flight 800 crash in July. Although, the Company retains a perfect safety record, zero accidents and injuries in its four years, it was adversely affected by such general concerns. Also, the Federal Aviation Administration requested the Company to ground four of its aircraft amid questions about pilot training and record keeping, forcing the Company to reduce its schedule 20 percent during the highly profitable vacation season. The Company was permitted to resume full operations on August 20, 1996. Those two events seriously reduced the number of passengers projected to have flown with the Company in the third quarter. Undercapitalized, the Company had been negotiating new payment schedules with its vendors, but the Company's largest aircraft lessor, Pegasus Capital Corporation ("Pegasus"), refused to re-negotiate a restructuring plan. The Company chose, as the only viable alternative, to seek court protection from creditors in order to conduct its operations while seeking financing. The Company is currently seeking at least $5 million in debtor-in-possession financing in an effort to reorganize.

         The following discussion provides an assessment of the Company's results of operations, financial condition and liquidity and capital resources and should be read with the Unaudited Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein. (All references to "Note(s)" are the Notes to Unaudited Consolidated Financial Statements.)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         The Company recorded net losses of $7.5 million and $4.9 million on revenues of $38.0 million and $140.9 million for the three and nine months ended September 30, 1996, respectively. The figures for the nine month period include a positive one-time $2.5 million adjustment to other operating revenue. The revenue adjustment reflects the recognition, in the second quarter of 1996, of revenue from tickets sold in periods prior to June 30, 1995. The revenue was not previously realized because it represented sales to ticket holders who had not yet used their tickets. The revenue is now being recognized because sufficient time has elapsed that the ticket holders are no longer eligible to request a refund. Prior to the adjustment, total revenues for the nine months ended September 30, 1996 were $138.4 million, and operating losses were $7.4 million.

         The Company experienced improvement in its load factors for both the three and nine month periods ended September 30, 1996. For the three and nine months ended September 30, 1996, load factors increased to 55.7% and 59.7%, compared to 48.7% and 52.2% for the same periods in 1995. The increase in load factors was offset by a decrease in yield per revenue passenger mile (RPM). The Company's yield per RPM decreased by 16.1% to $0.1159 from $0.1382 for the three months ended September 30, 1996. Yield per RPM also decreased by 13.7% to $0.1191 from $0.1380 for the nine months ended September 30, 1996. The decrease in the Company's yield per RPM is attributable to a reduction in average fares of approximately $11 to $13 between 1995 and 1996, and the commencement of service to Las Vegas from Atlanta and Chicago in February of 1996.

         While the Company has experienced improvement since 1994, cumulative operating losses since inception are significant. At September 30, 1996, the Company's accumulated deficit was approximately $44,487,000. The Company has limited resources and will be dependent upon future successful financing, both to effectively manage the accumulated deficit and for future capital expansion requirements.

RESULTS OF OPERATIONS

         The table below sets forth selected financial data of the Company for the periods indicated:



                                                  Three Months Ended                             Nine Months Ended
                                     September 30, 1996       September 30, 1995     September 30, 1996     September 30, 1995

                                                Percent of            Percent of              Percent of              Percent of
                                      Amount    Revenues     Amount    Revenues      Amount    Revenues     Amount     Revenues
Total Operating Revenues           $37,976,726   100.0%   $42,394,920   100.0%   $140,924,037   100.0%   $123,302,256  100.0%
Expense Category:
Flight operations                    7,047,183    18.6%     6,859,118    16.2%     21,619,282    15.3%     18,664,702   15.1%
Aircraft fuel                        9,715,439    25.6%     8,164,236    19.3%     31,270,322    22.2%     22,112,302   17.9%
Maintenance                          6,553,247    17.3%     5,143,506    12.1%     20,155,595    14.3%     17,408,956   14.1%
Passenger services                   3,832,161    10.1%     4,579,584    10.8%     13,756,727     9.8%     12,514,296   10.1%
Aircraft and traffic services        6,780,384    17.9%     6,669,101    15.7%     21,060,266    14.9%     18,368,482   14.9%
Sales and marketing                  2,082,784     5.5%     1,795,071     4.2%      6,601,504     4.7%      5,568,710    4.5%
Reservations/Revenue management      6,113,968    16.1%     6,699,594    15.8%     21,209,260    15.1%     18,912,482   15.3%
General and Administrative services  2,875,429     7.6%     3,341,292     7.9%      9,281,545     6.6%     10,287,804    8.3%
Depreciation and amortization          316,532     0.8%       174,537     0.4%        836,236     0.6%        451,850    0.4%

Total operating expenses           $45,317,127   119.3%   $43,426,039   102.4%   $145,790,737   103.5%   $124,289,584  100.8%







         Total operating revenue for the nine months ended September 30, 1996 increased 14.3% as compared to the same period in 1995, to $140,924,037. The total number of passengers carried increased to 1,497,394 for the nine months ended September 30, 1996 as compared to 1,167,751 for the corresponding period in 1995. However, total operating revenue for the three months ended September 30, 1996 decreased 10.4% as compared to the same period in 1995, to $37,976,726. Although operations had increased in 1996, the FAA's action against the Company reduced operations by 20% in the third quarter and the TWA and ValuJet incidents seriously affected bookings in the three months ended September 30, 1996.

         The increase in revenue for the nine month period was due primarily to the growth of the Company's operations. Total available seat miles (ASM) increased 15.7% to 1,848,267,000 and revenue passenger miles (RPM) increased 32.2% to 1,102,871,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1996 total available seat miles (ASM) decreased 0.05% to 558,361,000 and revenue passenger miles (RPM) increased 0.85% to 310,952,000 for the three months ended September 30, 1996. These RPM and ASM figures equate to average load factors of 55.7% and 59.7% for the three and nine months ended September 30, 1996, respectively. The average passenger fare decreased 13.7% and 11.0% to $83.05 and $87.71 for the three and nine months ended September 30, 1996, from $96.26 and $98.56 for the comparable periods in 1995. This decrease can be attributed in part to a more competitive fare environment in the Company's markets during 1996, in comparison with 1995.

         The Company had an average cost per available seat mile (ASM) of $0.0812 and $0.0789 for the three and nine month periods ended September 30, 1996, compared to $0.0739 and $0.0802 for the same periods in 1995. The decrease in cost per ASM for the nine month period indicates the Company's efforts to control costs and keep them in line with the high level of service provided. The increase in cost per ASM for the three month period appears to deter from this effort however, the reduction in operations due to the FAA's actions against the company reduce the ASM's, while maintaining costs, leading to the overall increase in cost per ASM for the three month period ended September 30, 1996.

         For the nine month period ended September 30, 1996 all expense categories related to flight operations and passenger services have increased due to the increase in the volume of operations. The average number of flights per month increased to 1,944 in 1996 from 1,626 in 1995. Aircraft fuel expense also increased significantly due to a 18% increase in the price per gallon of aircraft fuel for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The average fuel price increased approximately $0.10 per gallon in 1996 of which $0.043 per gallon was a result of the discontinuance of the federal fuel tax exemption in October of 1995.

         All other expenses increased through the ordinary course of business, consistent with the growth in the number of flights operated and passengers carried by the Company between the periods in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash and cash equivalents of approximately $337,756 and a working capital deficit of $32,527,585. At December 31, 1995, the Company had cash and cash equivalents of approximately $1,114,872 and a working capital deficit of $26,311,110. Historically, the Company has operated with a working capital deficit.

         The Company recorded a net loss of $5.3 million, decreased prepaids and other current assets by $1.2 million, experienced a decrease advance ticket sales of $1.1 million and decreased prepaid maintenance, net of accrued maintenance, by $870,000 for the nine months ended September 30, 1996. Partially offsetting these negative cash flows, the Company decreased accounts receivable by $2.1 million and increased accounts payable and other accrued liabilities by $1.4 million for the nine months ended September 30, 1996. During this period, the Company used $1.25 million, net of sales, for the purchase of equipment and received $7.3 million in financing activities.

         During 1996, the Company deposited approximately $1,075,000 into a trust account to be used for the repayment of 10% Convertible Secured Notes which matured on June 1, 1996. The Company used the funds accumulated in the trust account to repay the $1,150,000 of Secured Notes. The Notes were repaid on June 5, 1996.

         During June 1996, the Company offered $2,000,000 and sold $975,000 principal amount of its 10% Convertible Unsecured Notes due October 15, 1996. These notes allow the holder thereof to convert the principal amount thereof into Class A or Class C Common Stock at a conversion price of $1.00 per share. During August 1996, the Company sold $200,000 of its 10% Convertible Unsecured Notes due March 15, 1997. As of September 30, 1996 the remaining $825,000 of its 10% Convertible Unsecured Notes with a later maturity date of March 15, 1997, remain unsold.

         The Company is a party to an agreement with First Bank National Association ("First Bank") pursuant to which First Bank processes certain credit card sales for the Company. Pursuant to the agreement, the Bank holds back funds relating to collections on account of sales slips submitted to it by the Company as security for the due and punctual payment of and performance by the Company of all its obligations under the agreement. The holdback amount was approximately $5.5 million at September 30, 1996, as determined in accordance with a formula set forth in the agreement, which is intended to cover 115% of First Bank's estimated maximum exposure. In comparison, the holdback amount was approximately $8.7 million at September 30, 1995.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           Pending litigation against the Company is currently stayed by reason of the Filing, and is subject to resolution under a plan of reorganization.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Stockholders on September 20, 1996 in order to elect directors and to vote upon certain other proposals. Set forth below is a description of the results of voting at the meeting with respect to the election of directors and such other proposals.

I. Proposal to approve the amendment and restatement of the Corporation's Certificate of Incorporation.

                      FOR             AGAINST
      Class A      2,009,208                0
      Class C        985,689          203,600

II. Proposal to ratify and approve: (i) all prior issuances of rights or options to purchase and the issuance of any securities convertible into Class A Common Stock and Class C Common Stock; (ii) the elimination of preemptive rights as of April 20, 1994; (iii) the increase in the number of authorized shares of Class A Common Stock to 15,000,000 shares as of August 11, 1994; and (iv) the creation of nine unexplored Class II directorships with terms expiring in 1997.

                      FOR           AGAINST
      Class A     2,009,208                0
      Class C       985,689          203,600

III. Proposal to approve the adoption of the Corporation's 1996 Employee Stock Purchase Plan.

                      FOR           AGAINST
      Class A     2,009,208                0
      Class C       997,889          184,900

IV.   Proposal to approve the adoption of the Corporation's 1996 Stock
      Option Plan.

                      FOR           AGAINST
      Class A     2,009,208                0
      Class C       997,889          184,900

V. Election of nine (9) Class II directors to terms expiring at the 1997 Annual Meeting.

      Nominee                                             Votes
                                                   For            Withhold

      John G. Murphy              Class A       2,009,208            - 0 -
                                  Class C         995,789         193,500

      James B. Robbins            Class A       2,009,208            - 0 -
                                  Class C         901,389         287,900

      Cecelia Hallman             Class A       2,009,208            - 0 -
                                  Class C      1,001,889          193,400

      Jeffrey A. Lipkin           Class A       2,009,208            - 0 -
                                  Class C      1,097,189           92,100

      Joseph J. Finn-Eagan        Class A       2,009,208            - 0 -
                                  Class C      1,097,189           92,100

      Russell Thayer              Class A       2,009,208            - 0 -
                                  Class C      1,011,289          178,000

      Norton Waltuch              Class A       2,009,208            - 0 -
                                  Class C      1,079,489          109,800

      Dumitru Cucu                Class A       2,009,208            - 0 -
                                  Class C      1,088,389          100,900

      Jack Gray                   Class A       2,009,208            - 0 -
                                  Class C         889,389         299,900

            The terms of office of each of the following directors (who were not up for election) continued after the meeting: Alan Halpert, Bernard Mann, James Hawks, and Donald Grisham.

VI. Proposal to ratify and approve the selection of Arthur Anderson, LLP, as the Company's independent auditors for 1996.

                      FOR              AGAINST
      Class A     2,009,208                 0
      Class C     1,186,289             2,200


ITEM 5.    OTHER INFORMATION

COMMENCEMENT OF CHAPTER 11 REORGANIZATION CASE

         On September 30, 1996, the Company filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (Case No. 96-28679/RG). Upon filing the petition, the Company retained possession of its assets and properties as debtor-in-possession.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibits are filed herewith:

              3.1     Amendment and Restated Certificate of Incorporation

              3.2     Amended and Restated By-Laws


         (b)  Reports of Form 8-K Filed During the Quarter Ended June 30, 1996

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KIWI INTERNATIONAL AIR LINES, INC.




         November 15, 1996           By:  /S/ JOHN G. MURPHY
                                          ------------------
                                          John G. Murphy, President
                                              and Chief Executive Officer



         November 15, 1996           By:/S/ GREGORY W. BUHLER.
                                        ----------------------
                                          Gregory W. Buhler, Vice President
                                              General Counsel and Secretary