Form 10-Q/A
period 1996-09-30
KIWI INTERNATIONAL AIR LINES INC
filed 1996-11-25
CIK 889013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            Form 10-Q/A

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to

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

              Telephone Number: (201) 645-1133

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

  As of September 30, 1996, there were outstanding 2,009,208 shares of Class A Common Stock (no par value) and 1,824,073 shares of Class C Common Stock (no par value) of the registrant.

                 KIWI INTERNATIONAL AIR LINES, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      The following exhibits are filed herewith:

      3.1  Amendment and Restated Certificate of Incorporation*

      3.2  Amended and Restated By-Laws*

      3.3  Exhibit 27

  (b) Reports of Form 8-K Filed During the Quarter Ended June 30, 1996

      None.

* Previously Filed Exhibits